Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12
filed 2014-04-14
CIK 1587497

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-180779-05

      Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Bank of America, National Association
      Morgan Stanley Mortgage Capital Holdings LLC
      CIBC Inc.
      (exact names of the sponsors as specified in their charters)



  New York                                38-3918474
  (State or other jurisdiction of         38-3918793
  incorporation or organization)          38-3918794
                                          38-7109047
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Morgan Stanley Capital I Inc.
   1585 Broadway
   New York, NY                                 10036
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (212) 762-6148




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.





  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.


                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the Merrimack Premium Outlets loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2013 calendar year is $14,241,088.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no pending legal proceeding (or legal proceeding contemplated by governmental authorities) against the sponsors, depositor, trustee, issuing entity, servicers, originators or other parties contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders as described under
Item 1117 of Regulation AB.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated October 21, 2013 .



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (a Servicing Function Participant engaged by Wells Fargo Bank, National Association, the master servicer with respect to the MSBAM 2013-C12 securitization and the master servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced) discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(2)(vii) of Regulation AB. Such assessment of compliance is attached to this Form 10-K as
Exhibit 33.6.

There were no instances of noncompliance for the transaction to which this Form 10-K relates, or for the MSBAM 2013-C11 securitization, that led to National Tax Search's determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by National Tax Search, and references to the "Company" and "Management" in such paragraphs are references to National Tax Search and its management.

Material Instances of Noncompliance by the Company

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied [sic] in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied [sic] in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day [sic] calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of October 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization and pursuant to which the Westfield Countryside Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C10 securitization and pursuant to which the Burnham Center Mortgage Loan is serviced. (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).


  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.1)
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
    33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.3)
    33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.3)
    33.6 National Tax Search, LLC, as Servicing Function Participant
    33.7 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.6)
    33.8 Trimont Real Estate Advisors, Inc., as Trust Advisor
    33.9 Wells Fargo Bank, N.A., as Master Servicer
    33.10 Wells Fargo Bank, N.A., as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.9)
    33.11 Wells Fargo Bank, N.A., as Certificate Administrator
    33.12 Wells Fargo Bank, N.A., as Custodian
    33.13 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.11)
    33.14 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.12)
    33.15 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.11)
    33.16 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.12)





  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the
    MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.1)
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
    34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.3)
    34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.3)
    34.6 National Tax Search, LLC, as Servicing Function Participant
    34.7 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.6)
    34.8 Trimont Real Estate Advisors, Inc., as Trust Advisor
    34.9 Wells Fargo Bank, N.A., as Master Servicer
    34.10 Wells Fargo Bank, N.A., as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.9)
    34.11 Wells Fargo Bank, N.A., as Certificate Administrator
    34.12 Wells Fargo Bank, N.A., as Custodian
    34.13 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.11)
    34.14 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the
    Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.12)
    34.15 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.11)
    34.16 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the
    Burnham Center Mortgage Loan is serviced (see Exhibit 34.12)




   (35) Servicer compliance statement.



    35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 35.1)
    35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 35.1)
    35.4 Wells Fargo Bank, N.A., as Master Servicer
    35.5 Wells Fargo Bank, N.A., as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
    35.6 Wells Fargo Bank, N.A., as Certificate Administrator
    35.7 Wells Fargo Bank, N.A., as Custodian
    35.8 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
    35.9 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
    35.10 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced
    35.11 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced




   (99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

   (99.3) Mortgage Loan Purchase Agreement, dated October 10, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   April 14, 2014



  Exhibit Index

  Exhibit No.


(4.1) Pooling and Servicing Agreement, dated as of October 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization and pursuant to which the Westfield Countryside Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C10 securitization and pursuant to which the Burnham Center Mortgage Loan is serviced. (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).


  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.1)
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
    33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.3)
    33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.3)
    33.6 National Tax Search, LLC, as Servicing Function Participant
    33.7 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.6)
    33.8 Trimont Real Estate Advisors, Inc., as Trust Advisor
    33.9 Wells Fargo Bank, N.A., as Master Servicer
    33.10 Wells Fargo Bank, N.A., as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.9)
    33.11 Wells Fargo Bank, N.A., as Certificate Administrator
    33.12 Wells Fargo Bank, N.A., as Custodian
    33.13 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.11)
    33.14 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.12)
    33.15 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.11)
    33.16 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.12)





  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the
    MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.1)
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
    34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.3)
    34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.3)
    34.6 National Tax Search, LLC, as Servicing Function Participant
    34.7 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.6)
    34.8 Trimont Real Estate Advisors, Inc., as Trust Advisor
    34.9 Wells Fargo Bank, N.A., as Master Servicer
    34.10 Wells Fargo Bank, N.A., as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.9)
    34.11 Wells Fargo Bank, N.A., as Certificate Administrator
    34.12 Wells Fargo Bank, N.A., as Custodian
    34.13 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.11)
    34.14 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the
    Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.12)
    34.15 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.11)
    34.16 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the
    Burnham Center Mortgage Loan is serviced (see Exhibit 34.12)




   (35) Servicer compliance statement.



    35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 35.1)
    35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the
    MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 35.1)
    35.4 Wells Fargo Bank, N.A., as Master Servicer
    35.5 Wells Fargo Bank, N.A., as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
    35.6 Wells Fargo Bank, N.A., as Certificate Administrator
    35.7 Wells Fargo Bank, N.A., as Custodian
    35.8 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
    35.9 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
    35.10 Wells Fargo Bank, N.A., as Certificate Administrator under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced
    35.11 Wells Fargo Bank, N.A., as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced




   (99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

   (99.3) Mortgage Loan Purchase Agreement, dated October 10, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).