Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12
filed 2015-03-31
CIK 1587497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _     to

Commission file number: 333-180779-05

Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12

(exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Bank of America, National Association

Morgan Stanley Mortgage Capital Holdings LLC

CIBC Inc.

(exact names of the sponsors as specified in their charters)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3918474 38-3918793 38-3918794 38-7109047 (I.R.S. Employer Identification Numbers)

c/o Morgan Stanley Capital I Inc.

1585 Broadway

New York, NY 10036

(Address of principal executive offices)

Telephone number, including area code: (212) 762-6148

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

/ / Yes   /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

/ / Yes   /X/ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes   / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/ (Do not check if a smaller reporting company)                               Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes   /X/ No

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the Merrimack Premium Outlets loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2014 calendar year is $13,864,261.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated October 21, 2013, and other than the following:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities ("RMBS") trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated October 21, 2013.

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

Part IV

Item 15.Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated October 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization and pursuant to which the Westfield Countryside Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C10 securitization and pursuant to which the Burnham Center Mortgage Loan is serviced. (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.1)

33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer

33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.3)

33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.3)

33.6 National Tax Search, LLC as Servicing Function Participant
33.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.6)
33.8 Trimont Real Estate Advisors, Inc. as Trust Advisor
33.9 Wells Fargo Bank, N.A. as Master Servicer
33.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.9)
33.11 Wells Fargo Bank, N.A. as Certificate Administrator
33.12 Wells Fargo Bank, N.A. as Custodian
33.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.12)
33.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.12)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.1)

34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer

34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.3)

34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.3)

34.6 National Tax Search, LLC as Servicing Function Participant
34.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.6)
34.8 Trimont Real Estate Advisors, Inc. as Trust Advisor
34.9 Wells Fargo Bank, N.A. as Master Servicer
34.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.9)
34.11 Wells Fargo Bank, N.A. as Certificate Administrator
34.12 Wells Fargo Bank, N.A. as Custodian
34.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.12)
34.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.12)

(35) Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 35.1)

35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 35.1)

35.4 Wells Fargo Bank, N.A. as Master Servicer
35.5 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
35.6 Wells Fargo Bank, N.A. as Certificate Administrator
35.7 Wells Fargo Bank, N.A. as Custodian
35.8 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated October 10, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

/s/ Kevin Ng

Kevin Ng, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2015

Exhibit Index

Exhibit No.

4.1) Pooling and Servicing Agreement, dated October 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization and pursuant to which the Westfield Countryside Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C10 securitization and pursuant to which the Burnham Center Mortgage Loan is serviced. (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.1)

33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer

33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.3)

33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.3)

33.6 National Tax Search, LLC as Servicing Function Participant
33.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.6)
33.8 Trimont Real Estate Advisors, Inc. as Trust Advisor
33.9 Wells Fargo Bank, N.A. as Master Servicer
33.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.9)
33.11 Wells Fargo Bank, N.A. as Certificate Administrator
33.12 Wells Fargo Bank, N.A. as Custodian
33.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.12)
33.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.12)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.1)

34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer

34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.3)

34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.3)

34.6 National Tax Search, LLC as Servicing Function Participant
34.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.6)
34.8 Trimont Real Estate Advisors, Inc. as Trust Advisor
34.9 Wells Fargo Bank, N.A. as Master Servicer
34.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.9)
34.11 Wells Fargo Bank, N.A. as Certificate Administrator
34.12 Wells Fargo Bank, N.A. as Custodian
34.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.12)
34.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.12)

(35) Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 35.1)

35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 35.1)

35.4 Wells Fargo Bank, N.A. as Master Servicer
35.5 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
35.6 Wells Fargo Bank, N.A. as Certificate Administrator
35.7 Wells Fargo Bank, N.A. as Custodian
35.8 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced
35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated October 10, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 and incorporated by reference herein).