Form 10-K/A
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12
filed 2015-05-20
CIK 1587497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from       to

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 31, 2015 (the “Original Form 10-K”), is (i) to include explanatory language clarifying how Exhibits 4.2 and 4.3 to the Original Form 10-K relate to the MSBAM 2013-C12 transaction and (ii) to include SEC file number references for each exhibit to the Original Form 10-K that is incorporated by reference.  No other changes have been made to the Original Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Part IV

Item 15.Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated October 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-05 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization.  The Westfield Countryside Mortgage Loan, which is an asset of the MSBAM 2013-C12 securitization trust, is serviced pursuant to the MSBAM 2013-C11 pooling and servicing agreement, and Wells Fargo Bank, National Association, as master servicer and custodian thereunder, and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer thereunder, each perform certain servicing functions with respect to the Westfield Countryside Mortgage Loan (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 under SEC File No. 333-180779-05 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C10 securitization.  The Burnham Center Mortgage Loan, which is an asset of the MSBAM 2013-C12 securitization trust, is serviced pursuant to the MSBAM 2013-C10 pooling and servicing agreement, and Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer thereunder, and Wells Fargo Bank, National Association, as custodian thereunder, each perform certain servicing functions with respect to the Burnham Center Mortgage Loan (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 under SEC File No. 333-180779-05 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 33.1 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.1)

33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.3)

33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.3)

33.6 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 33.6 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.6)
33.8 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 33.8 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.9)
33.11 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.11 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.12 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.12)
33.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.12)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 34.1 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.1)

34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.3)

34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.3)

34.6 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 34.6 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.6)
34.8 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 34.8 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.9)
34.11 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.11 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.12 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.12)
34.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.12)

(35) Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 35.1)

35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 35.1)

35.4 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.5 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (filed as Exhibit 35.5 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.6 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 35.7 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.8 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (filed as Exhibit 35.8 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (filed as Exhibit 35.9 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated October 10, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).

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

(Depositor)

/s/ Kevin Ng

Kevin Ng, President

(senior officer in charge of securitization of the depositor)

Date: May 20, 2015

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated October 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-05 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization.  The Westfield Countryside Mortgage Loan, which is an asset of the MSBAM 2013-C12 securitization trust, is serviced pursuant to the MSBAM 2013-C11 pooling and servicing agreement, and Wells Fargo Bank, National Association, as master servicer and custodian thereunder, and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer thereunder, each perform certain servicing functions with respect to the Westfield Countryside Mortgage Loan (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 under SEC File No. 333-180779-05 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C10 securitization.  The Burnham Center Mortgage Loan, which is an asset of the MSBAM 2013-C12 securitization trust, is serviced pursuant to the MSBAM 2013-C10 pooling and servicing agreement, and Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer thereunder, and Wells Fargo Bank, National Association, as custodian thereunder, each perform certain servicing functions with respect to the Burnham Center Mortgage Loan (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2014 under SEC File No. 333-180779-05 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 33.1 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.1)

33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.3)

33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.3)

33.6 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 33.6 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.6)
33.8 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 33.8 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.9)
33.11 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.11 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.12 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
33.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 33.12)
33.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 33.12)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 34.1 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.1)

34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.3)

34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.3)

34.6 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 34.6 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.7 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.6)
34.8 Trimont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 34.8 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.9)
34.11 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.11 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.12 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
34.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 34.12)
34.14 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 34.12)

(35) Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (see Exhibit 35.1)

35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (see Exhibit 35.1)

35.4 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.5 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (filed as Exhibit 35.5 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.6 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 35.7 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.8 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the Westfield Countryside Mortgage Loan is serviced (filed as Exhibit 35.8 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the Burnham Center Mortgage Loan is serviced (filed as Exhibit 35.9 to the Original Form 10-K under SEC File No. 333-180779-05 and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated October 10, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).