Form 10-K
period 2019-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12
filed 2020-03-26
CIK 1587497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the Merrimack Premium Outlets loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2019 calendar year is $16,235,831.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5  Trimont Real Estate Advisors, Inc., as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the following mortgage loans were serviced by such party: Burnham Center (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.14  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the following mortgage loans were serviced by such party: Burnham Center (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5  Trimont Real Estate Advisors, Inc., as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the following mortgage loans were serviced by such party: Burnham Center (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.14  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the following mortgage loans were serviced by such party: Burnham Center (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C10 securitization, pursuant to which the following mortgage loans were serviced by such party: Burnham Center (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Westfield Countryside (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.9  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C10 securitization, pursuant to which the following mortgage loans were serviced by such party: Burnham Center (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated October 10, 2013, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 21, 2013 under SEC File No. 333-180779-05 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 26, 2020